Form 10-K
period 2000-12-31
CREDIT SUISSE FIR BOS MOR SEC CORP MO BK PA TH CE SE 99-WM3
filed 2001-03-28
CIK 1103216

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2000

__________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
    Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-53115

  Credit Suisse First Boston Mortgage Securities Corp
(Exact name of registrant as specified in its charter)

  Delaware                        13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 5th Floor
New York, New York                                           10010

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 325-2000

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X - Yes         No


                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Washington Mutual Bank, Fa
  Mortgage-Backed Pass-Through Certificates:
  Series 1999-WM3 Class 1A1       Cede & Co.
  Series 1999-WM3 Class 1A2       Cede & Co.
  Series 1999-WM3 Class 1A3       Cede & Co.
  Series 1999-WM3 Class 1A4       Cede & Co.
  Series 1999-WM3 Class 1AP       Cede & Co.
  Series 1999-WM3 Class 1M1       Cede & Co.
  Series 1999-WM3 Class 1M2       Cede & Co.
  Series 1999-WM3 Class 1M3       Cede & Co.
  Series 1999-WM3 Class 1B1       Washington Mutual Bank, FA
                                  Attn: Paul Bonde Mailstop WMT 0602
                                  1201 Third Avenue
                                  Seattle, WA  98101
  Series 1999-WM3 Class 1B2       Washington Mutual Bank, FA
                                  Attn: Paul Bonde Mailstop WMT 0602
                                  1201 Third Avenue
                                  Seattle, WA  98101
  Series 1999-WM3 Class 2A1       Cede & Co.
  Series 1999-WM3 Class 2A2       Cede & Co.
  Series 1999-WM3 Class 2A3       Cede & Co.
  Series 1999-WM3 Class 2A4       Cede & Co.
  Series 1999-WM3 Class 2A5       Cede & Co.
  Series 1999-WM3 Class 2AP       Cede & Co.
  Series 1999-WM3 Class 2M1       Cede & Co.
  Series 1999-WM3 Class 2M2       Cede & Co.
  Series 1999-WM3 Class 2M3       Cede & Co.
  Series 1999-WM3 Class 2B1       Hare & CO
                                  c/o The Bank of New York
                                  PO Box 11203
                                  New York, NY   10286
  Series 1999-WM3 Class 2B2       Credit Suisse First Boston Corp
                                  Attn: Kari Skilbred
                                  11 Madison Avenue
                                  New York, NY   10010
  Series 1999-WM3 Class B3        Credit Suisse First Boston Corp
                                  Attn: Kari Skilbred
                                  11 Madison Avenue
                                  New York, NY   10010














  There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosu Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
  Cede & Co.
  c/o The Depository Trust Company
  Seven Hanover Square
  New York, New York 10004

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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  January 19, 2000; February 22, 2000; March 20, 2000;
  April 19, 2000; May 19, 2000; June 19, 2000; July 19, 2000;
  August 21, 2000; September 19, 2000; October 19, 2000;
  November 20, 2000; December 19, 2000
  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Washington Mutual Bank, Fa
Mortgage-Backed Pass-Through Certificates: Series 1999-WM3

  /s/  Barbara Grosse,  Vice President
     Bank One, NA



Date:  March 31, 2001


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

  Washington Mutual Bank, Fa
  Mortgage-Backed Pass-Through Certificates: Series 1999-WM3
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                    $1,197,075,709.75
  Principal Collections            $105,279,348.19
  Realized Loss                              $0.00
  Gross Interest Collections (1)    $93,890,776.82
  Servicer Fees                      $5,023,160.42
  Trustee Fees                               $0.00

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                   24    $8,531,726.29
  60-89 days                    2      $604,239.94
  90+ days                      4    $1,514,774.03
  Foreclosures                  4    $1,514,774.03
  Bankruptcies                  2      $530,744.02
  REO Properties                             $0.00


  Certificate     Balance         Interest         Principal

  Class 1A1       $589,561,006.17   $43,859,092.54 $72,362,993.83
  Class 1A2        $28,400,000.00    $1,987,549.59          $0.00
  Class 1A3       $174,506,000.00   $12,212,652.36          $0.00
  Class 1A4       $101,785,000.00    $7,123,335.65          $0.00
  Class 1AP           $319,220.04            $0.00     $30,658.16
  Class 1M1        $34,243,206.09    $2,410,490.64    $363,793.91
  Class 1M2         $6,042,802.33      $425,372.49     $64,197.67
  Class 1M3         $3,524,555.73      $248,104.94     $37,444.27
  Class 1B1         $2,014,597.25      $141,814.05     $21,402.75
  Class 1B2         $2,014,597.25      $141,814.05     $21,402.75
  Class 2A1        $83,131,302.89    $6,873,022.91 $16,868,697.11
  Class 2A2        $85,082,994.24    $6,960,506.58 $15,317,005.76
  Class 2A3        $17,580,000.00    $1,318,152.48          $0.00
  Class 2A4        $23,592,000.00    $1,768,933.66          $0.00
  Class 2A5        $28,497,000.00    $2,136,711.69          $0.00
  Class 2AP           $178,025.36            $0.00     $24,676.05
  Class 2M1         $9,577,718.44      $722,070.98     $95,281.56
  Class 2M2         $1,690,185.62      $127,424.30     $16,814.38
  Class 2M3           $986,189.13       $74,349.48      $9,810.87
  Class 2B1           $563,395.21       $42,474.76      $5,604.79
  Class 2B2           $563,395.21       $42,474.76      $5,604.79
  Class B3          $3,222,518.89      $230,364.40     $33,759.44







       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee